Form 10QSB
period 2006-03-31
ELECTRIC MOTO CORP
filed 2006-06-30
CIK 1322437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-50494

______________

ELECTRIC MOTO CORPORATION

(Exact name of small business issuer as specified in its charter)

______________

Nevada	57-1094726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3165 East Main Street, Ashland, Oregon	97520
(Address of principal executive offices)	(Zip Code)

(541) 890-3481
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No	☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2006: 32,800,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

Electricmoto Corporation
Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current assets:
Accounts receivable	$758
Inventories	11,428
Total current assets	12,186

Fixed assets, net	2,957

15,143

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$82,717
Bank overdraft	151
Due to shareholder	4,920
Total current liabilities	87,788

Stockholders’ (deficit):
Common stock, $.001 par value
50,000,000 shares authorized,
32,800,000 shares issued and outstanding	32,800
Additional paid-in capital	747,382
Accumulated (deficit)	(852,827)
Total stockholders (deficit)	(72,645)
$15,143

See accompanying notes to the financial statements.

Electricmoto Corporation
Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Sales	$9,975	$19,950
Cost of sales	621	12,449
Gross margin	9,354	7,501

Other costs and expenses:
Non-cash stock compensation -
Selling, general and administrative	-	100,000
Selling, general and administrative	39,303	41,990
Total other costs and expenses	39,303	141,990

Net (loss)	$(29,949)	$(134,489)

Per share information:
Basic and diluted (loss)
per common share	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	32,800,000	20,000,000

See accompanying notes to the financial statements.

Electricmoto Corporation
Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(5,996)	$(23,033)

Cash flows from investing activities:
Net cash provided by (used in)
Investing activities	-	-

Cash flows from financing activities:
Loans (repayment) from related parties	3,000	1,920
Net cash provided by (used in)
financing activities	3,000	1,920

(Decrease) in cash and cash equivalents	(2,996)	(21,113)
Cash and cash equivalents,
beginning of period	2,996	25,985
Cash and cash equivalents,
end of period	$-	$4,872

See accompanying notes to the financial statements.

ELECTRICMOTO CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2005, and for the two years then ended.

(2)	Stockholders’ (Deficit)

A summary of stock options is as follows:

	Number of shares	Weighted Average Exercise price	Weighted Average Fair value
Balance at
December 31, 2005 and
March 31, 2006	7,460,000	$ .21	$ .21

The following table summarizes information about fixed-price stock options:

Exercise Prices	Weighted Average Number Outstanding	Outstanding Weighted Average Contractual Life	Weighted Average Exercise Price

$.05	2,320,000	.25 years	$.05
$.10	1,820,000	.25 years	$.10
$.25	1,820,000	.25 years	$.25
$.50	1,500,000	.75 years	$.50
	7,460,000

All options are vested and exercisable.

(3)	Related Party Transactions

During the three months ended March 31, 2006, a shareholder of the Company provided working capital aggregating $3,000.

(4)	Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2006, the Company incurred a net loss of $29,949. In addition, the Company has working capital and stockholders’ deficits of $75,602 and $72,645 and an accumulated deficit of $852,827 at March 31, 2006.

The Company’s ability to continue as a going concern is contingent upon its ability to expand its sales and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, references to “Company”, “we”, or “our”, mean Electric Moto Corporation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

We were originally incorporated under the laws of the State of Nevada on March 7, 2000 under the name Dorado Capital Ventures, Inc. From our origination until March 27, 2004, we did not have any operations while seeking a suitable business strategy to implement. On April 8, 2004 we entered into an asset purchase agreement with Ely Schless d/b/a Electric Moto, a sole proprietorship whereby we purchased the assets and assumed the liabilities of Electric Moto in exchange for 20,000,000 of our shares of common stock. As a result of the issuance of these shares of common stock, the proprietor of Electric Moto owns approximately 80% of the issued and outstanding shares of our common stock. On July 27, 2004, we changed our corporate name to Electric Moto Corporation.

Overview

We are a completed vehicle supplier engaged in the design, manufacture and sale of low environmental impact motorcycles and all-terrain vehicles (ATVs), characterized by electrical drive systems instead of more conventional gasoline engine drive systems. Our vehicles perform like gas powered vehicles, but they consume less fuel, emit less noise and create lower emissions.

Our ability to cost-effectively produce low environmental impact vehicles is based on our understanding of electronic drive systems and how they best package on modern vehicle platforms. We rely on our development and manufacturing expertise combined with new technologies to respond to cleaner vehicle and land-use mandates. Growing environmental restrictions are creating more efficient vehicle components, such as batteries, motors and control electronics, which we exploit and integrate into vehicle platforms.

Our operations include chassis and component design, serial production, assembly, marketing and distribution of vehicles.

Our primary objective is to utilize revenue generated from the sale of our “Blade” cycles to build cash flow and increase earnings per share. Our marketing targets existing buyers and dealers

Business Strategy

Our business strategy is to create revenue through sales of our Blade cycles. We typically produce Blade cycles serially for economy of scale in purchasing and to minimize tooling and set-up redundancy. We note that in 2004 and early 2005, we utilized a partial serial, partial incremental production schedule effectively to minimize cash outlay, but this mixed schedule has the downside of limiting production capacity in that it reduces the economies of scale attributed to full serial production. Nonetheless, we often have to cut back and complete cycles incrementally in order to create further revenue from sales, due to our lack of adequate capital to continue serial production.

We foresee that our growth is dependent on capitalization. Previously we have not had sufficient capital to enjoy the benefits of volume production. Additionally, the price of oil may be considered a factor in our future, as are various government mandates concerning both vehicle emissions and OHV (off-highway vehicle) land access.

Results of Operations

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Sales

Sales for the three months ended March 31, 2006 were $9,975, compared to $19,950 for the three months ended March 31, 2005. This decrease of $9,975 was directly related to a decrease in number of units sold. However, our gross margin for the same period was $9,354 which represented an increase of $1,853 from $7,501 during the three months ended March 31, 2005. This is due to consulting revenue recognized during 2006 with minimal cost of sales as compared to product sales in 2005.

Expenses

Our Selling, General, and Administrative expenses for three months ended March 31, 2006 and March 31, 2005 were $39,303 and $141,990 respectively. This decrease of $102,687 from March 31, 2005 to March 31, 2006 was directly related to a decrease in non-cash stock compensation of $100,000. We also incurred expenses of $39,303 for the three months ended March 31, 2006 representing a decrease of $2,687 from $41,990 for the three months ended March 31, 2005. This decrease is related to decreases in salary expenses and professional fees.

In addition, our Cost of Sales decreased from $12,449 for the three months ended March 31, 2005 to $621 for the three months ended March 31, 2006. This decrease in Cost of sales is due to the fact that consulting revenue was recognized in 2006 and product sales were recorded on 2005.

We do expect our total expenses to increase as we expand our staff to meet new sales and production goals. However, we do not expect to require significant expenditures for equipment as our current plant has capabilities commensurate with projected production for the near future. We currently have no material commitments for capital expenditures.

Net Loss

We had net losses of $29,949 for the three months ended March 31, 2006 compared to a net loss of $134,489 for the three moths ended March 31, 2005. This difference of $104,540 is primarily due to a decrease in non-cash stock compensation of $100,000.

Plan of Operations

To date, we have manufactured 50 partial Blade chassis for our 2007 model Blade, which are in inventory. We had hoped to raise capital once we completed our SEC registration statement and our common stock was quoted on the OTC Bulletin Board, as a means to fund further manufacturing of Blade cycles by the end of 2005. But due to a greater than expected time to complete this process, we have decided to halt further Blade production related purchases until sufficient capital is available. As a result, there can be no further sales income projected with any certainty.

Nonetheless, in-house design and production tooling refinement will proceed. During this period, we will continue to explore external and internal sources of funding to finalize the current 50 vehicle serial production run and establish additional European distribution agreements.

Our new model Blade, the XT3, will be released as a 2007 model, instead of 2006, due to unexpected time delays in securing some of the crucial components, primarily battery related electronics. Our supplier has assured us that we will have these electronics by mid-July, barring unforeseen problems. Upon delivery of the electronics we will verify final design and assembly issues, and attempt to deliver completed chassis to Europe.

We do not foresee the need for any new employees as Mr. Schless will be performing the various manufacturing, tooling and verification operations on these proprietary components. We intend to ship the 30 to 50 chassis to Europe by mid-August 2006 for final assembly and ultimately distribution by Nils Wiklund. Mr. Wiklund is promoting and selling Blade cycles in Europe pursuant to a distribution agreement between us and Mr. Wiklund.

It is our intent to use sales income from Mr. Wiklund’s purchase of chassis to maintain SG&A expenses through our second quarter (June 2006). The total value, in terms of sales income from the chassis sales, is approximately $63,000 based on the spreadsheet cost of approximately $900 each plus 40% markup over our cost to manufacture Blades.

Any further sales income are dependent on how well the Blade sells in Europe. If all 50 cycles are sold by Mr. Wiklund and there are no unforeseen obstacles to initiating another production build, we will do so. In the event that we can raise capital through exercised stock options as a result of our registration statement being declared effective, in the next 12 months, we will assign a portion of the capital to extend our research on hybrid products which combine the efficiencies and clean operation of electric vehicles with the longer-range capabilities of a gas engine.

Capital Resources and Liquidity

Our unaudited balance sheet as of March 31, 2006 reflects assets of $15,143 consisting of accounts receiveable of $758, inventory of $11,428, and fixed assets of $2,957. Our total liabilities as of March 31, 2006 were $87,788 consisting of accounts payable and accrued expenses of $82,868 and $4,920 owed to a shareholder pursuant to a Note payable.

As of March 31, 2006, we had no cash. We do not have sufficient cash available to satisfy the cash requirements to execute our business plan over the next year based upon our current rate of expenses. Our current minimum cash requirement per month is $2,900. Every chassis sold will extend this timeframe accordingly. This calculation does not include production expenses for inventory replenishment.

Sales of Blade cycles are our primary source of revenue. As of the date of this report, we have purchased the raw materials and initiated production operations for producing 50 cycles. It is estimated that these cycles will completed and available for sale in the second quarter of 2006. We anticipate sales of fifty Blades to our European distributor, Mr. Nils Wiklund. Since there is no assurance that we can fund completion of these fifty cycles, the ability to implement this strategy will likely require other sources of liquidity, which we are exploring as of this filing. Our most promising source of capital will be in the form of pre-payment for Blades from European distributors who have responded favorably to this arrangement.

We will need an additional minimum of $1,000,000 to finance our planned expansion, which funds will be used for product development, manufacturing and personnel. In order to become profitable, we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds would impair and delay our ability to implement our business plan.

We intend to raise the additional capital required through the sale of stock either through private sales or the exercise of existing options. If we do not secure the required funding, we may not be able to achieve our growth objectives within the anticipated time period, if at all. We believe that future plans will be achieved if we receive the necessary funding. Furthermore, in the event that the level of funding is less that we have anticipated, this may also result in a delay in our ability to generate revenues or a reduced amount of revenues being generated.

Going Concern Consideration

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The reason cited in the notes as raising substantial doubt as to our ability to continue as a going concern is that we do not have sufficient working capital to fund our operations. Our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan.

Critical Accounting Policies

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

Revenue is recognized at the time the product is delivered. At present, based on the volume of revenues, we do not assess returns of products, levels of inventory in the distribution channel, and expected introductions of new products that may result in larger then expected returns of current products.

Return Policy and Warranties

Our Blade is assembled both from components that we manufacture in-house and from vendor supplied components. Our return policy states that the frame only is conditionally warranted for a period of one year after the delivery date of the cycle, with the condition stipulated that a manufactured defect exists, based on our judgment,. Due to the nature of our product, which is intended for off-road use, we have adopted this policy which is typical in situations where an off-highway-use recreational vehicle manufacturer cannot control the environment or terrain in which the vehicle is operated. This limits our liability with respect to returns to the extent that it is not material to our accounting at present sales levels. In the event that a large number of frames were defectively manufactured, we would have to re-assess the financial impact on our business, but in most cases, the cost is likely mitigated because the frames are manufactured in-house, using a proven design and manufacturing processes. To date, we have never replaced a frame or had any returned products, and as such, have not considered this material to our business.

Vendor supplied components, such as motors, batteries and electronics each have their own specific warranties, with terms varying from vendor to vendor. For instance, the battery manufacturer pro-rates the battery cost over a one-year time period, the motor controller manufacturer provides a one-year unlimited warranty. But in any case, vendor-supplied component returns are referred to the vendor. While we may assist the customer or serve as a liaison to the vendor in the interest of good business practice, we make no claims to warranty vendor-supplied components used in our product. This policy is similar to that which is used by automotive manufacturers, who rely on their tire supplier’s warranty.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Ely Schless pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Dennis Knepp pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Ely Schless pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Dennis Knepp pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ELECTRIC MOTO CORPORATION

By: /s/Ely Schless

Ely Schless

President,

Chief Executive Officer

June 30, 2006