Form 10QSB
period 2006-06-30
ELECTRIC MOTO CORP
filed 2006-08-15
CIK 1322437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(541) 890-3481
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No	☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2006: 32,800,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

Electricmoto Corporation
Balance Sheet
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$1,368
Accounts receivable	758
Inventories	11,428
Total current assets	13,554

Fixed assets, net	2,957

$16,511

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$97,375
Due to shareholder	4,920
Total current liabilities	102,295

Stockholders' (deficit):
Common stock, $.001 par value
50,000,000 shares authorized,
32,800,000 shares issued and outstanding	32,800
Additional paid-in capital	747,382
Accumulated (deficit)	(865,966)
Total stockholders (deficit)	(85,784)
Total liabilities and stockholders' (deficit)	$16,511

See accompanying notes to the financial statements.

Electricmoto Corporation
Statements of Operations
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005

Sales	$5,101	$24,099	$15,076	$44,049
Cost of sales	3,067	12,801	3,688	25,250
Gross margin	2,034	11,298	11,388	18,799

Other costs and expenses:
Non-cash stock compensation	-	100,000	-	200,000
Selling, general and administrative	15,173	12,872	54,476	54,862
Total other costs and expenses	15,173	112,872	54,476	254,862

Net (loss)	$(13,139)	$(101,574)	$(43,088)	$(236,063)

Per share information
Basicx and diluted (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basicx and diluted weighted average shares outstanding	32,800,000	20,000,000	32,800,000	32,056,243

See accompanying notes to the financial statements.

Electricmoto Corporation
Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash (used in)
operating activities	$(4,628)	$(20,677)

Cash flows from investing activities:
Net cash provided by (used in)
Investing activities	-	-

Cash flows from financing activities:
Loans (repayment) from related parties	3,000	1,920
Net cash provided by
financing activities	3,000	1,920

(Decrease) in cash and cash equivalents	(1,628)	(18,757)
Cash and cash equivalents,
beginning of period	2,996	26,043
Cash and cash equivalents,
end of period	$1,368	$7,286

See accompanying notes to the financial statements.

ELECTRICMOTO CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(UNAUDITED)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2005, and for the two years then ended.

(2)	Stockholders' (Deficit)

A summary of stock options is as follows:

	Number Of shares	Weighted Average Exercise price	Weighted Average Fair value
Balance at
December 31, 2005 and
June 30, 2006	7,460,000	$ .21	$.21

The following table summarizes information about fixed-price stock options:

Exercise Prices	Weighted Average Number Outstanding	Outstanding Weighted Average Contractual Life	Weighted Average Exercise Price

$.05	2,320,000	2.1 years	$.05
$.10	1,820,000	2.1 years	$.10
$.25	1,820,000	2.1 years	$.25
$.50	1,500,000	2.1 years	$.50
	7,460,000

All options are vested and exercisable.

(3)	Related Party Transactions

During the six months ended June 30, 2006, a shareholder of the Company provided working capital aggregating $3,000.

(4)	Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the six months ended June 30, 2006, the Company incurred a net loss of $43,088. In addition, the Company has working capital and stockholders’ deficits of $88,741 and $85,784 and an accumulated deficit of $865,966 at June 30, 2006.

The Company’s ability to continue as a going concern is contingent upon its ability to expand its sales and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

(5)	Subsequent Events

On August 8, 2006, the Company extended the term of the outstanding stock options for a period of two years with no modification to the exercise prices.

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

Our business strategy is to create revenue through sales of our Blade cycles. We typically produce Blade cycles serially for economy of scale in purchasing and to minimize tooling and set-up redundancy. We utilize a partial serial, partial incremental production schedule effectively to minimize cash outlay, but this mixed schedule has the downside of limiting production capacity in that it reduces the economies of scale attributed to full serial production. Nonetheless, we often have to cut back and complete cycles incrementally in order to create further revenue from sales, due to our lack of adequate capital to continue serial production.

We foresee that our growth is dependent on capitalization. Previously we have not had sufficient capital to enjoy the benefits of volume production. Additionally, the price of oil may be considered a factor in our future, as are various government mandates concerning both vehicle emissions and OHV (off-highway vehicle) land access.

Results of Operations

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Sales

Sales for the three months ended June 30, 2006 were $5,501, compared to $24,099 for the three months ended June 30, 2005. This decrease of $18,598was directly related to a decrease in number of units sold. However, our gross margin for the same period was $2,034 which represented a decrease of $9,264 from $11,298 during the three months ended June 30, 2005.

Expenses

Our total expenses for three months ended June 30, 2006 and June 30, 2005 were $15,173 and $112,872 respectively. This decrease of $97,699 from June 30, 2005 to June 30, 2006 was directly related to a decrease in non-cash stock compensation of $100,000. We incurred Selling, General and Administrative expenses of $15,173 for the three months ended June 30, 2006 representing an increase of $2,301 from $12,872 for the three months ended June 30, 2005. This increase is related to increases in salary expenses and professional fees.

In addition, our Cost of Sales decreased from $12,801 for the three months ended June 30, 2005 to $3,067 for the three months ended June 30, 2006. This decrease in Cost of sales is due to the fact that consulting revenue was recognized in 2006 and product sales were recorded on 2005.

We do expect our total expenses to increase as we expand our staff to meet new sales and production goals. However, we do not expect to require significant expenditures for equipment as our current plant has capabilities commensurate with projected production for the near future. We currently have no material commitments for capital expenditures.

Net Loss

We had net losses of $13,139 for the three months ended June 30, 2006 compared to a net loss of $101,574 for the three months ended June 30, 2005. This difference of $88,435 is primarily due to a decrease in non-cash stock compensation of $100,000.

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

Our new model Blade, the XT3, will be released as a 2007 model, instead of 2006, due to unexpected time delays in securing some of the crucial components, primarily battery related electronics. Our supplier has assured us that we will have these electronics by early September, barring unforeseen problems. Upon delivery of the electronics we will verify final design and assembly issues, and attempt to deliver completed chassis to Europe.

We do not foresee the need for any new employees as Mr. Schless will be performing the various manufacturing, tooling and verification operations on these proprietary components. We intend to ship the 30 to 50 chassis to Europe by early September 2006 for final assembly and ultimately distribution by Nils Wiklund. Mr. Wiklund is promoting and selling Blade cycles in Europe pursuant to a distribution agreement between us and Mr. Wiklund.

It is our intent to use sales income from Mr. Wiklund’s purchase of chassis to maintain SG&A expenses through our third quarter (September 2006). The total value, in terms of sales income from the chassis sales, is approximately $63,000 based on the spreadsheet cost of approximately $900 each plus 40% markup over our cost to manufacture Blades.

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

Capital Resources and Liquidity

Our unaudited balance sheet as of June 30, 2006 reflects assets of $16,511 consisting of cash of $1,368, accounts receivable of $758, inventory of $11,428, and fixed assets of $2,957. Our total liabilities as of June 30, 2006 were $102,295 consisting of accounts payable and accrued expenses of $97,375 and $4,920 owed to a shareholder pursuant to a Note payable.

As of June 30, 2006, we had cash of $1,368. We do not have sufficient cash available to satisfy the cash requirements to execute our business plan over the next year based upon our current rate of expenses. Our current minimum cash requirement per month is $2,900. Every chassis sold will extend this timeframe accordingly. This calculation does not include production expenses for inventory replenishment.

Sales of Blade cycles are our primary source of revenue. As of the date of this report, we have purchased the raw materials and initiated production operations for producing 50 cycles. It is estimated that these cycles will completed and available for sale in the third quarter of 2006. We anticipate sales of fifty Blades to our European distributor, Mr. Nils Wiklund. Since there is no assurance that we can fund completion of these fifty cycles, the ability to implement this strategy will likely require other sources of liquidity, which we are exploring as of this filing. Our most promising source of capital will be in the form of pre-payment for Blades from European distributors who have responded favorably to this arrangement.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

August 15, 2006