Form 10QSB
period 2006-09-30
ELECTRIC MOTO CORP
filed 2006-11-20
CIK 1322437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2006: 32,800,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

Electricmoto Corporation
Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$38,808
Accounts receivable	758
Inventories	21,920
Total current assets	61,486

Fixed assets, net	2,957

$64,443

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$87,212
Loans payable	89,975
Due to shareholder	1,920
Total current liabilities	179,107

Stockholders' (deficit):
Common stock, $.001 par value
50,000,000 shares authorized,
32,800,000 shares issued and outstanding	32,800
Additional paid-in capital	747,382
Accumulated (deficit)	(894,846)
Total stockholders (deficit)	(114,664)
Total liabilities and stockholders' (deficit)	$64,443

See accompanying notes to the financial statements.

Electricmoto Corporation
Statements of Operations
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months		Nine Months
	2006	2005	2006	2005

Sales	$-	$20,527	$15,076	$64,576
Cost of sales	-	11,211	3,688	36,461
Gross margin	-	9,316	11,388	28,115

Other costs and expenses:
Selling, general and administrative -
Non-cash stock compensation	-	-	-	200,000
Selling, general and administrative	28,880	32,418	83,356	87,280
Total other costs and expenses	28,880	32,418	83,356	287,280

Net (loss)	$(28,880)	$(23,102)	$(71,968)	$(259,165)

Per share information
Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basicx and diluted weighted average shares outstanding	32,800,000	32,056,243	32,800,000	32,306,886

See accompanying notes to the financial statements.

Electricmoto Corporation
Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash (used in)
operating activities	$(54,163)	$(19,200)

Cash flows from investing activities:
Net cash provided by (used in)
Investing activities	-	-

Cash flows from financing activities:
Proceeds from loans	89,975	1,920
Net cash provided by
financing activities	89,975	1,920

Increase (Decrease) in cash and cash equivalents	35,812	(17,280)
Cash and cash equivalents,
beginning of period	2,996	25,985
Cash and cash equivalents,
end of period	$38,808	$8,705

See accompanying notes to the financial statements.

ELECTRICMOTO CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

(2) Stockholders' (Deficit)

A summary of stock options is as follows:

	Number Of shares	Weighted Average Exercise price	Weighted Average Fair value

Balance at
December 31, 2005 and
September 30, 2006	7,460,000	$.21	$.21

The following table summarizes information about fixed-price stock options:

Exercise Price	Weighted Average Number Outstanding	Outstanding Weighted Contractual Life	Weighted- Average Exercise price

$.05	2,320,000	1.9 years	$.05
$.10	1,820,000	1.9 years	$.10
$.25	1,820,000	1.9 years	$.25
$.50	1,500,000	1.9 years	$.50
	7,460,000

ELECTRICMOTO CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)

All options are vested and exercisable.

(3) Loans Payable

During August 2006 a shareholder of the Company advanced an aggregate of $89,975 to the Company for working capital. The loans are due on demand and bear interest at 8% per annum.

(4) Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the nine months ended September 30, 2006, the Company incurred a net loss of $71,968. In addition, the Company has working capital and stockholders’ deficits of $117,621 and $114,664 and an accumulated deficit of $894,846 at September 30, 2006.

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

Results of Operations

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Sales

There were no sales for the three months ended September 30, 2006, compared to $20,527 for the three months ended September 30, 2005. This was due to the fact that we are still awaiting final tested electronics for the cycles we had intended to deliver to customers during this period.

Expenses

Our total expenses for three months ended September 30, 2006 and September 30, 2005 were $28,880 and $32,418 respectively. This decrease of $3,538 from September 30, 2005 to September 30, 2006 was directly related to variations in Selling, General, and Administrative expenses.

In addition, our Cost of Sales was zero for the three months ended September 30, 2006, compared to $11,211 for the three months ended September 30, 2005 This decrease in Cost of Sales is due to the fact that we had no product to sell.

We do expect our total expenses to increase as we expand our staff to meet new sales and production goals. However, we do not expect to require significant expenditures for equipment as our current plant has capabilities commensurate with projected production for the near future. We currently have no material commitments for capital expenditures.

Net Loss

We had net losses of $28,880 for the three months ended September 30, 2006 compared to a net loss of $23,102 for the three months ended September 30, 2005. This difference of $5,778 is primarily due to an increase in S,G, &A and zero sales for the period.

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

Our new model Blade, the XT3, will be released as a 2007 model, instead of 2006, due to unexpected time delays in securing some of the crucial components, primarily battery related electronics. We have recently found a new source for these critical components, as our previous supplier was not meeting our expectations. Upon delivery of the electronics, we will verify final design and assembly issues, and attempt to assemble seven saleable chassis in Europe, where they are today, awaiting final electrical components and assembly instructions. When the seven machines are completed, we will start finalizing the remaining 40 chassis, which are held in inventory today.

We do not foresee the need for any new employees as Mr. Schless will be performing the various manufacturing, tooling and verification operations on these proprietary components. We have shipped 8 chassis to Europe for final assembly and ultimately distribution by Nils Wiklund. One of these chassis' is assembled and being used for promotional events in Europe. Mr. Wiklund is promoting and selling Blade cycles in Europe pursuant to a distribution agreement with Mr. Wiklund.

It is our intent to use sales income from Mr. Wiklund’s purchase of chassis to maintain SG&A expenses through our final quarter (December 2006).

Any further sales income are dependent on how well the Blade sells in Europe. If all 48 cycles are sold by Mr. Wiklund and there are no unforeseen obstacles to initiating another production build, we will do so. In the event that we can raise capital through exercised stock options as a result of our registration statement being declared effective, in the next 12 months, we will assign a portion of the capital to extend our research on hybrid products which combine the efficiencies and clean operation of electric vehicles with the longer-range capabilities of a gas engine.

Capital Resources and Liquidity

Our unaudited balance sheet as of September 30, 2006 reflects assets of $64,443 consisting of cash of $38,808, accounts receivable of $758, inventory of $21,920, and fixed assets of $2,957. Our total current liabilities as of September 30, 2006 were $179,107 consisting of accounts payable and accrued expenses of $87,212. Loans payable was $89,975 and $1,920 was owed to a shareholder pursuant to a Note payable.

As of September 30, 2006, we had cash of $38,808. We do not have sufficient cash available to satisfy the cash requirements to execute our business plan over the next year based upon our current rate of expenses. Our current minimum cash requirement per month is $2,900. Every chassis sold will extend this timeframe accordingly. This calculation does not include production expenses for inventory replenishment.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 16, 2006